Form 10-K
period 2021-12-31
BANK 2021-BNK38
filed 2022-03-30
CIK 1895567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-01

Central Index Key Number of the issuing entity: 0001895567

BANK 2021-BNK38

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York	38-4205639 38-4205640 38-7274860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK 2021-BNK38 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the One North Wacker mortgage loan, which is serviced pursuant to the BANK 2021-BNK36 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the Park Avenue Plaza mortgage loan, which is serviced pursuant to the MSC 2021-PLZA trust and servicing agreement attached hereto as Exhibit 4.3;

•   the CX – 350 & 450 Water Street mortgage loan, which is serviced pursuant to the CAMB 2021-CX2 trust and servicing agreement attached hereto as Exhibit 4.4; and

•   the 1201 Lake Robbins mortgage loan, which is serviced pursuant to the BANK 2021-BNK37 pooling and servicing agreement attached hereto as Exhibit 4.5.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   NCB, N.A. as NCB master servicer and NCB special servicer under each of the BANK 2021-BNK36 pooling and servicing agreement and the BANK 2021-BNK37 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2021-BNK36 securitization trust and the BANK 2021-BNK37 securitization trust, respectively, by NCB, N.A. Such party has no obligations with respect to the any mortgage loan included in the BANK 2021-BNK38 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the servicer under the CAMB 2021-CX2 trust and servicing agreement, pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced.  Because KeyBank National Association is not the BANK 2021-BNK38 master servicer, is not affiliated with any sponsor and services only the CX – 350 & 450 Water Street mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, KeyBank National Association, as CAMB 2021-CX2 servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Rialto Capital Advisors, LLC is the special servicer under the BANK 2021-BNK36 pooling and servicing agreement, pursuant to which the One North Wacker mortgage loan is serviced.  Because Rialto Capital Advisors, LLC is not the BANK 2021-BNK38 special servicer, is not affiliated with any sponsor and services only the One North Wacker mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as BANK 2021-BNK36 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Situs Holdings, LLC is the special servicer under the CAMB 2021-CX2 trust and servicing agreement, pursuant to which the CX - 350 & 450 Water Street mortgage loan is serviced.  Because Situs Holdings, LLC is not the BANK 2021-BNK38 special servicer, is not affiliated with any sponsor and services only the CX - 350 & 450 Water Street mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Situs Holdings, LLC, as CAMB 2021-CX2 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   CWCapital Asset Management LLC is the special servicer under the BANK 2021-BNK37 pooling and servicing agreement, pursuant to which the 1201 Lake Robbins mortgage loan is serviced.  Because CWCapital Asset Management LLC is not the BANK 2021-BNK38 special servicer, is not affiliated with any sponsor and services only the 1201 Lake Robbins mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, CWCapital Asset Management LLC, as BANK 2021-BNK37 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK36 and servicing agreement, pursuant to which the One North Wacker mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the One North Wacker mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as servicer under the MSC 2021-PLZA trust and servicing agreement, pursuant to which the Park Avenue Plaza mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Park Avenue Plaza mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2021-BNK37 pooling and servicing agreement, pursuant to which the 1201 Lake Robbins mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 1201 Lake Robbins mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business.  Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021. The parties await the decision of the appeals court.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI has sought leave to file an appeal of the decision.  Both requests for leave were denied by the First Department.  The plaintiff has also sought leave to appeal the dismissal of the claims against CWCAM.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. Oral argument was heard on May 4, 2017 at which point the court took the arguments under advisement. On May 25, 2017, the New York 1st Department appellate court affirmed the dismissal of all PSW claims and denied a request for leave to appeal to the New York Court of Appeals on September 12, 2017.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.   This matter was settled and the case dismissed on May 15, 2019.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 22, 2021.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2021, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 4, 2022 under SEC File No. 333-259741-01 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated and effective as of October 1, 2021, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2021-BNK36 securitization transaction, pursuant to which the One North Wacker Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(4.3) Trust and Servicing Agreement, dated as of November 1, 2021, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer and special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee, relating to the MSC 2021-PLZA securitization transaction, pursuant to which the Park Avenue Plaza Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of November 9, 2021, between Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, Situs Holdings, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the CAMB 2021-CX2 securitization transaction, pursuant to which the CX - 350 & 450 Water Street Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of November 1, 2021, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BANK 2021-BNK37 securitization transaction, pursuant to which the 1201 Lake Robbins Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Computershare Trust Company, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 National Cooperative Bank, N.A., as NCB Master Servicer

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 33.3)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 33.8)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 33.3)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 33.8)

33.13 KeyBank National Association, as Master Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 33.3)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 33.8)

33.16 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21)

33.17 Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 33.3)

33.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 33.8)

33.19 Situs Holdings, LLC, as Special Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21)

33.20 CWCapital Asset Management LLC, as Special Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21)

33.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 33.2)

33.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 33.21)

33.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21) (see Exhibit 33.21)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21) (see Exhibit 33.2)

33.27 Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 National Cooperative Bank, N.A., as NCB Master Servicer

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 34.3)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 34.8)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 34.3)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 34.8)

34.13 KeyBank National Association, as Master Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 34.3)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 34.8)

34.16 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21)

34.17 Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 34.3)

34.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 34.8)

34.19 Situs Holdings, LLC, as Special Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21)

34.20 CWCapital Asset Management LLC, as Special Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21)

34.21 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 34.2)

34.23 Wells Fargo Bank, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 34.21)

34.24 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21) (see Exhibit 34.21)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21) (see Exhibit 34.2)

34.27 Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21) (see Exhibit 35.3)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 35.3)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21)

35.12 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 12/22/21 to 12/31/21)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 35.11)

35.14 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 12/22/21 to 12/31/21) (see Exhibit 35.12)

35.15 Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21) (see Exhibit 35.11)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 12/22/21 to 12/31/21) (see Exhibit 35.12)

35.17 Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 12/22/21 to 12/31/21) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of December 13, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of December 13, 2021, Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of December 13, 2021, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of December 13, 2021, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.5) Agreement Between Note Holders, dated as of October 7, 2021, by and between Bank of America, National Association, as initial note A-1 holder, Bank of America, National Association, as initial note A-2 holder, Bank of America, National Association, as initial note A-3 holder, Bank of America, National Association, as initial note A-4 holder, Bank of America, National Association, as initial note A-5 holder, Bank of America, National Association, as initial note A-6 holder, and Bank of America, National Association, as initial note A-7 holder, relating to the One North Wacker loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of November 17, 2021, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder, initial note A-2 holder, initial note A-3 holder, initial note A-4 holder, initial note A-5 holder, initial note A-6 holder, initial note A-7 holder and initial note A-8 holder, and Morgan Stanley Bank, N.A., as initial note B-1 holder, relating to the Park Avenue Plaza loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.7) Co-Lender Agreement, dated as of October 14, 2021, by and between DBR Investment Co. Limited, as an initial note A holder, Bank of America, N.A., as an initial note A holder, JPMorgan Chase Bank, National Association, as an initial note A holder, 3650 Cal Bridge Lending, LLC, as an initial note A holder, DBR Investment Co. Limited, as initial note B-1 holder, Bank of America, N.A., as initial note B-2 holder, JPMorgan Chase Bank, National Association, as initial note B-3 holder, and 3650 Cal Bridge Lending, LLC, as initial note B-4 holder, relating to the CX – 350 & 450 Water Street loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of November 22, 2021, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, Wells Fargo Bank, National Association, as initial note A-3 holder, and Wells Fargo Bank, National Association, as initial note A-4 holder, relating to the 1201 Lake Robbins loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022