Form 10-K
period 2023-12-31
BANK 2021-BNK38
filed 2024-03-29
CIK 1895567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-01

Central Index Key Number of the issuing entity: 0001895567

BANK 2021-BNK38

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

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

c/o Computershare Trust Company, N. A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

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

•   K-Star Asset Management LLC is the current special servicer under the BANK 2021-BNK38 pooling and servicing agreement.  On April 27, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the BANK 2021-BNK38 pooling and servicing agreement and was succeeded by K-Star Asset Management LLC.

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

•   Wells Fargo Bank, National Association, as custodian under the BANK 2021-BNK36 pooling and servicing agreement, pursuant to which the One North Wacker mortgage loan is serviced, and as custodian under the CAMB 2021-CX2 trust and servicing agreement, pursuant to which the CX - 350 & 450 Water Street mortgage loan is serviced, engaged the services of Computershare Trust Company, National Association as a servicing function participant in respect of each such mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 22, 2021. In addition, K-Star Asset Management LLC, the special servicer under the BANK 2021-BNK38 pooling and servicing agreement, is an affiliate of KKR Real Estate Credit Opportunity Partners II L.P., the directing certificateholder with respect to the BANK 2021-BNK38 securitization.

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

33.1 Computershare Trust Company, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 National Cooperative Bank, N.A., as NCB Master Servicer

33.5 K-Star Asset Management LLC, as Special Servicer (from 4/27/23 to 12/31/23)

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/23 to 4/26/23)

33.7 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.8 Pentalpha Surveillance LLC, as Operating Advisor

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.14 KeyBank National Association, as Master Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.17 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23)

33.18 Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.19 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.20 Situs Holdings, LLC, as Special Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23)

33.21 CWCapital Asset Management LLC, as Special Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23)

33.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23)

33.23 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.24 Computershare Trust Company, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23) (see Exhibit 33.22)

33.26 Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.27 Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 National Cooperative Bank, N.A., as NCB Master Servicer

34.5 K-Star Asset Management LLC, as Special Servicer (from 4/27/23 to 12/31/23)

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/23 to 4/26/23)

34.7 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.8 Pentalpha Surveillance LLC, as Operating Advisor

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.14 KeyBank National Association, as Master Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.17 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23)

34.18 Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.19 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.20 Situs Holdings, LLC, as Special Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23)

34.21 CWCapital Asset Management LLC, as Special Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23)

34.22 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23)

34.23 Computershare Trust Company, National Association,as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.24 Computershare Trust Company, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23) (see Exhibit 34.22)

34.26 Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.27 Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 K-Star Asset Management LLC, as Special Servicer (from 4/27/23 to 12/31/23)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/23 to 4/26/23)

35.7 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.12 Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/23 to 12/31/23)

35.14 Computershare Trust Company, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.15 Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23) (see Exhibit 35.12)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/23 to 12/31/23) (see Exhibit 35.13)

35.17 Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of December 13, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

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

Date:  March 29, 2024