Form 10-K
period 2025-12-31
BANK 2021-BNK38
filed 2026-03-23
CIK 1895567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Trimont LLC is the special servicer under the MSC 2021-PLZA trust and servicing agreement, pursuant to which the Park Avenue Plaza mortgage loan is serviced. Because Trimont LLC is not the BANK 2021-BNK38 special servicer, is not affiliated with any sponsor and services only the Park Avenue Plaza mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Trimont LLC, as MSC 2021-PLZA special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2021-BNK38 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Wells Fargo Bank, National Association, as servicer and special servicer under the MSC 2021-PLZA trust and servicing agreement, pursuant to which the Park Avenue Plaza mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Park Avenue Plaza mortgage loan for the reporting period.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 22, 2021.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2021-BNK38 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1     Computershare Trust Company, National Association, as Certificate Administrator

33.2     Computershare Trust Company, National Association, as Custodian

33.3     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5     National Cooperative Bank, N.A., as NCB Master Servicer

33.6     K-Star Asset Management LLC, as Special Servicer

33.7     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.5)

33.8     Pentalpha Surveillance LLC, as Operating Advisor

33.9     CoreLogic Solutions, LLC, as Servicing Function Participant

33.10  Trimont LLC, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.13  Trimont LLC, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.16  KeyBank National Association, as Master Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25)

33.17  Trimont LLC, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.18  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25)

33.21  Trimont LLC, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.22  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.23  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.24  Situs Holdings, LLC, as Special Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25)

33.25  CWCapital Asset Management LLC, as Special Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25)

33.26  Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25)

33.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.28  Computershare Trust Company, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.29  Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 33.26)

33.30  Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.31  Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1     Computershare Trust Company, National Association, as Certificate Administrator

34.2     Computershare Trust Company, National Association, as Custodian

34.3     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5     National Cooperative Bank, N.A., as NCB Master Servicer

34.6     K-Star Asset Management LLC, as Special Servicer

34.7     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.5)

34.8     Pentalpha Surveillance LLC, as Operating Advisor

34.9     CoreLogic Solutions, LLC, as Servicing Function Participant

34.10  Trimont LLC, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.13  Trimont LLC, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.16  KeyBank National Association, as Master Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25)

34.17  Trimont LLC, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.18  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25)

34.21  Trimont LLC, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.22  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.23  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.24  Situs Holdings, LLC, as Special Servicer under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25)

34.25  CWCapital Asset Management LLC, as Special Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25)

34.26  Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25)

34.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.28  Computershare Trust Company, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.29  Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 34.26)

34.30  Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.31  Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35).Servicer compliance statement.

35.1     Computershare Trust Company, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Custodian

35.3     Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4     Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5     National Cooperative Bank, N.A., as NCB Master Servicer

35.6     K-Star Asset Management LLC, as Special Servicer

35.7     National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.5)

35.8     Trimont LLC, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.9     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.10  Trimont LLC, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.12  Trimont LLC, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.14  Wells Fargo Bank, National Association, as Special Servicer under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.15  Wells Fargo Bank, National Association, as Custodian under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2021-BNK36 securitization, pursuant to which the following mortgage loans were serviced by such party: One North Wacker (from 1/1/25 to 12/31/25)

35.17  Computershare Trust Company, National Association, as Custodian under the MSC 2021-PLZA securitization, pursuant to which the following mortgage loans were serviced by such party: Park Avenue Plaza (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.18  Wells Fargo Bank, National Association, as Custodian under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 35.15)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the CAMB 2021-CX2 securitization, pursuant to which the following mortgage loans were serviced by such party: CX - 350 & 450 Water Street (from 1/1/25 to 12/31/25) (see Exhibit 35.16)

35.20  Computershare Trust Company, National Association, as Custodian under the BANK 2021-BNK37 securitization, pursuant to which the following mortgage loans were serviced by such party: 1201 Lake Robbins (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1)  Mortgage Loan Purchase Agreement, dated as of December 13, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2021 under SEC File No. 333-259741-01 and incorporated by reference herein).

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

Date:  March 23, 2026